Form 10-K
period 1998-12-31
STRUCTURED ASSET SECURITIES CORP SERIES 1998-ALS1
filed 1999-03-29
CIK 1072820

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from October 30, 1998 (Commencement of Operations) to December 31, 1998

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number  333-47499-05

                    STRUCTURED ASSET SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                           74-2440850
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

200 Vesey Street, 20th floor
New York, NY                                                10285
Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code : (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

                                   Page 1 of 5
             This report consists 9 of consecutively numbered pages.

Structured Asset Securities Corporation Mortgage Pass-through Certificates,
     Series 1998-ALS1

TABLE OF CONTENTS
                                                                Page
PART I
Item  1. Business...................................................3

Item  2. Properties.................................................3

Item  3. Legal Proceedings................................... ......3

Item  4. Submission of Matters to a Vote of Security Holders........3

PART II
Item  5. Market for Registrant's Common Equity and
              Related Stockholder Matters...........................3

Item  6. Selected Financial Data....................................3

Item  7. Management's Discussion and Analysis of
           Financial Condition and Results of Operations............3

Item  8. Financial Statements and Supplementary Data................3

Item  9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.............3

PART III
Item 10. Directors and Executive Officers of the Registrant.........4

Item 11. Executive Compensation.....................................4

Item 12. Security Ownership of Certain Beneficial Owners
                   and Management...................................4

Item 13. Certain Relationships and Related Transactions.............4

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K..................................4

SIGNATURE...........................................................5

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act........................6

EXHIBIT INDEX................ ......................................7

PART I

Item 1.  Business

Omitted.

Item 2.  Properties

Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to a Pool, the Trustee, the Servicer or Structured Asset Securities Corporation, with respect to a Pool, other than ordinary routine litigation incidental to the duties of the Trustee or Servicer under the related Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of holders of each Class of Offered Certificates during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of January 31, 1999, the number of holders of each Class of Offered Certificates was 8.

Item 6.  Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

Omitted.

Item 8.  Financial Statements and Supplementary Data

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III
Item 10. Directors and Executive Officers of the Registrant
Omitted.

Item 11. Executive Compensation
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management
Omitted.

Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

      Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer,
           filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during 1998.

      Current Reports on Form 8-K, dated January 13, 1999 (distribution on November 25, 1998 and December 28, 1998) was filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein

Date:  January 29, 1999         By:  /s/Kim Costa
                                    -----------------------------
                                        Kim Costa
                                        Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Annual Statement of Compliance
 99.2       Annual Independent Public Accountant's Servicing Report

EXHIBIT 99.1 -Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee

EXHIBIT 99.2 - Annual Independent Public Accountant's Servicing Report To be supplied upon receipt by the Trustee