Form 10-K/A
period 1998-12-31
STRUCTURED ASSET SECURITIES CORP SERIES 1998-ALS1
filed 1999-06-09
CIK 1072820

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

                                   Page 1 of 4
             This report consists of 10 consecutively numbered pages.

Structured Asset Securities Corporation Mortgage Pass-through Certificates,
     Series 1998-ALS1




                             AMENDMENT NUMBER 1 OF 1

         (2)  Financial Statement Schedules:

              Omitted.

         (3)  Exhibits:

               Annual Statement of Compliance, filed as Exhibit 99.1 hereto.

               Annual Servicing Reports, filed as Exhibit 99.2 hereto.

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein

Date:  June 9, 1999         By:     /s/Kim Costa
                                    -----------------------------
                                        Kim Costa
                                        Vice President

INDEX TO EXHIBITS

Exhibit
Number           Description of Exhibits                        Page

99.1      Annual Statement of Compliance                         6

99.2      Annual Servicing Reports                                8

                                  EXHIBIT 99.1

                         ANNUAL STATEMENT OF COMPLIANCE

Aurora Loan Services Inc
Corporate Headquarters
2530 S. Parker Rd., Suite 601
Aurora, CO  80014
Phone 303-632-3000


April 20, 1999

Structured Finance Services
The Chase Manhattan Bank
450 West 33rd  Street
New York, NY 10001-2697

RE:    Section 9.25 SASCO Series 1998-ALS1
         Annual Officer's Certificate as to Compliance

Dear Structured Finance Services Manager:

The undersigned Officer certifies the following for the period ending on December 31,1998:

     1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreement and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under this Agreement;

     2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;


     3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

     4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement.

Certified By:

By: /s/ E. Todd Whittemore
        Sr Vice President, Master Servicing

                                  EXHIBIT 99.2

                            ANNUAL SERVICING REPORTS

Aurora Loan Services Inc
National Servicing Center
601 Fifth Avenue, P.O. Box 1706
Scottsbluff, NE  69363-1706
Fax 308-630-6700
Via Airborne

April 12, 1999


Chase Manhattan flank
Attn:    Dan Avitable
450 West 33rd Street, 15 Floor
New York, NY  10001

Re:      Officer's certificate

Dear Mr. Avitable:

The undersigned officer certifies the following for the 1998 fiscal year:

     1. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure arid the nature and status thereof has been reported to the Master Servicer, Aurora Loan Services Inc.;

     2. I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

     3. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/servicer Guide are in full force and effect;


     4. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

     5. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property. the reason for the non-payment has been reported to the Master Servicer, Aurora Loan Services Inc.;

     6. All Custodial Accounts have been reconciled and are properly funded; and

     7. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Regina Lashley
Vice President
                                      -9-

Ernest & Young LLP                                         phone: 303 534 -4300
Suite 400                                                   fax: 303 354-6750
370 17th Street
Denver, Colorado 80202-5663


                       Report of Independent Auditors

Board of Directors
Aurora Loan Services Inc.

          We have audited the accompanying balance sheet of Aurora Loan Services Inc. (the "Company") as of November 30, 1998, and the related statements of operations, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of November 30,1997 and for the period from inception (May 15, 1997) trough November 30, 1997 were audited by other auditors whose report dated February 26, 1998, expressed an unqualified opinion on those statements.

          We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at November 30, 1998, and the results of its operations. and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

          Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The Schedule of GNMA Adjusted Net Worth and GNMA Required Net Worth, Schedule of GNMA Required Fidelity Bond and Errors and Omissions Coverage and Computation of Adjusted Net Worth to Detemine Compliance with HUD Net Worth Requirements as of November 30, 1998 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audit of the financial statements and, an our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

          In accordance with Government Auditing Standards, we have issued a report dated February 12,1999 on our consideration of the Company's internal control over financial reporting and our tests of its compliance with certain laws and regulations.

By:  s/s Ernest & Young LLP


February 12, 1999
                                      -10-